Form 10-K
period 2018-12-31
W O Group, Inc.
filed 2019-04-15
CIK 1757067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended: December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55996

W O GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	27-30434572
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

7702 E. Doubletree Ranch Road, Suite 300

Scottsdale, Arizona 85258

(Address of principal executive offices)

(480) 607-4393

 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

          Emerging Growth Company   [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (125,396,341 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the second quarter: $438,887 ($0.0035).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 449,981,341 shares issued at April __, 2019.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report may be “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Report, including the risks described under “Risk Factors,” “Management’s Discussion and Analysis” and “Our Business.”

There are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors, include, without limitation, the following: our ability to develop our technology platform and our products; our ability to protect our intellectual property; the risk that we will not be able to develop our technology platform and products in the current projected timeframe; the risk that our products will not achieve performance standards in clinical trials; the risk that the clinical trial process will take longer than projected; the risk that our products will not receive regulatory approval; the risk that the regulatory review process will take longer than projected; the risk that we will not be unsuccessful in implementing our strategic, operating and personnel initiatives; the risk that we will not be able to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Report and in our other filings with the Securities and Exchange Commission.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company," “W O,” the "Registrant," the "Issuer," "we," "us," and "our" refer to W O  Group, Inc., a Florida corporation.

PART I

ITEM 1:	BUSINESS

Our Company

W O Group, Inc., a Florida corporation, (“W O”, “we", "us" or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business, and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

Our History

On April 9, 1999, we were incorporated, under the laws of Florida as Big Bagel, Inc.

We had a series of name changes and on June 9, 2008, the Company acquired Papa Bello Enterprises, Inc., a Nevada corporation, and changed its name to Papa Bello Enterprises, Inc.

On November 13, 2014, we amended its Articles of Incorporation to  increase its capital stock to Seven Hundred Million shares  (700,000,000) shares of Common Stock, par value of $.0001 per share and five million (5,000,000) shares of Preferred Stock,  par value of $.0001 per share.

On November 14, 2014, we divested ourselves of Papa Bello Enterprises, Inc., a Nevada corporation.

On November 14, 2014, (i) we acquired Mini Dollar Stores, Inc., a Utah corporation and (ii) Mr. Merle Ferguson was appointed the Company’s sole officer and director. On December 18, 2014, we filed Articles of Amendment and Restatement and changed its name in to Mini Dollar Stores, Inc.

On September 7, 2016, (i) we divested Mini Dollar Stores, Inc. (Utah), (ii) Mr. Ferguson resigned in all capacities as an officer  and director of the Company and (iii) Mr. James Price was appointed our sole officer and director.

On July 11, 2017, we changed our name to WO Group, Inc.

On August 7, 2017, (i) W O Inc., a Cayman Island company, acquired 324,585,000 shares of common stock (or 72.13% of the total issued and outstanding capital stock of the Company) from the former controlling stockholders of the Company, (ii) we appointed Mr. Xi Zhen Ye as Director, President and Chief Executive Officer and Chief Financial Officer, and Mr. Keith Wong was appointed as Chief Operating Officer of the Company, and (iii) Mr. James Price resigned in all capacities as an officer and director of the Company. On May 1, 2018, Mr. Wong resigned in all capacities with respect to the Company.

We have now adopted a new business plan to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

Current Status of our Business

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management and the Company’s principal shareholders. Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock or in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted.

As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)         Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)         Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)         Strength and diversity of management, either in place or scheduled for recruitment;

(d)         Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)         The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)         The extent to which the business opportunity can be advanced; and

(g)         The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

We anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.  However, at the present, we contemplate that our majority shareholders or our sole officer and certain of their affiliates may introduce a business combination target to us.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations.

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Acquisition Structure

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

It is anticipated that any reorganization transaction will likely create significant dilution to existing shareholders.

Investment Company Act and Other Regulations

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “Investment Company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

 The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the

U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Employees

At December 31, 2018, the Company did not have any employees. However, we have engaged consultants for accounting, legal, and other part-time and occasional services.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

In addition to this Report, we are also required to file periodic reports and other information with the Securities and Exchange Commission, including quarterly reports and annual reports which include our audited financial statements.  You may read and copy any reports, statements or other information we file at the Commission’s public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the Commission Internet site at http\\www.sec.gov. These filings may be inspected and copied (at prescribed rates) at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

You may also request a copy of our filings at no cost, by writing of telephoning us at:

Attn:
ZiXhen Ye-Chief Executive Officer

7702 E. Doubletree Ranch Road, Suite 300

Scottsdale, Arizona 85258

(480) 607-4393

ITEM 1A.                RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained in this Registration Statement, in evaluating our business and us.

Rather than our previous operating business, our business is now to seek to raise the debt and/or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after the new business plan has been implemented.

RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of December 31, 2018, we had an accumulated deficit of $916,368 and a stockholders’ deficit of approximately $26,560.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2018 and 2017, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS

Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our principal shareholder owns approximately 77% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our sole director and us. Our sole Director has other business interests to which he devotes his attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.

BECAUSE OUR EXECUTIVE OFFICERS AND DIRECTORS ARE RESIDENTS OF CHINA, YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED ON UNITED STATES OR OTHER FOREIGN LAWS AGAINST OUR MANAGEMENT AND DIRECTORS.

All of our executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our executive officers and directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE ARE NOT A REPORTING COMPANY AT THIS TIME, BUT WILL BECOME ONE DUE TO THE FILING OF THIS FORM 10-12G

Upon the successful filing of this Form 10-12G, we will be subject to the reporting requirements under the Securities and Exchange Act of 1934. As a result, shareholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. We intend to provide our shareholders with quarterly unaudited reports and annual reports containing financial information prepared in accordance with generally accepted accounting principles audited by independent certified public accountants and intend to register under the Securities Exchange Act, Section12(g). There can be no assurance that we shall be able to file this Form 10–12G successfully or that we shall become a reporting company.

RISKS RELATED TO OUR SECURITIES

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Pink Sheets and we are currently seeking to have them listed on the over the counter bulletin board. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices   involving   high-pressure   sales tactics and unrealistic   price projections by inexperienced sales persons;  (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers;  and  (v) the wholesale dumping of the same securities by promoters and  broker-dealers  after prices  have been  manipulated  to a desired  consequent  investor  losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly-traded on the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on its stock price.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

IF WE UNDERTAKE A PUBLIC OFERING OF OUR SECURITIES, WE WILL BE REQUIRED TO COMPLY WITH RULE 419 PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (“RULE 419”).

While we have no present intention of doing so, if we undertake a public offering our securities, we will be required to comply with Rule 419. Rule 419 contain a number of restrictive provisions, including the escrow of net offering proceeds which, along with interest and dividends, are held for the benefit of the investors, limitation of the use of funds, providing investors with certain information regarding any proposed merger or combination, and the approval of any proposed combination or merger by a majority of such investors and if a consummated acquisition meeting the requirements of Rule 419 has not occurred by a date 18 months after the effective date of the initial registration statement, investor funds must be returned to such investors.

AS “SHELL COMPANY,” WE WILL HAVE MORE STRINGENT REPORTING REQUIREMENTS.

We are a "shell company" and will be subject to more stringent reporting requirements. The Securities and Exchange Commission ("Commission") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. The Commission rules prohibit shell companies from using Form S-8 to register securities pursuant to employee compensation plans. Additionally, under Form 8-K we  will be required to provide more detailed disclosure upon completion of a transaction that causes us to cease being a shell company. If an acquisition is undertaken, we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we also are required to check a box on our Form 10-Q’s and Form 10-K’s indicating that we are a “shell company.”

IN ADDITION AS A “SHELL COMPANY,” OUR SHAREHOLDERS WILL NOT BE ABLE TO RELY UPON RULE 144 FOR THE RESALE OF THEIR SHARES.

In general, Rule 144 requires restricted securities to be held for a particular length of time and prescribes the conditions which must be satisfied prior to the sale of the securities. The Commission codified a staff interpretation relating to the treatment of the securities of shell companies, of which we are one. Under the amendments, Rule 144 is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company. Therefore, the securities held by our shareholders can be resold only through a resale registration statement unless certain conditions are met. These conditions are:

* The company has ceased to be a shell company;

* The company is subject to the reporting requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended;

* The company has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as applicable, during the preceding twelve months; and

* One year has elapsed since the Company has filed current "Form 10 information" with the Securities and Exchange Commission reflecting its stats as an entity that is no longer a shell company.

If these conditions are satisfied, then our shareholders can resell their securities subject to all other applicable Rule 144 conditions.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective, subject however to the Rule 144 resale restrictions for “shell companies” discussed in the Risk Factor immediately above.  Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to become listed on the Over the Counter Bulletin Board. If we do obtain a listing on the over the counter bulletin board it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further Shares as consideration for the cash or assets or services out of our authorized but unissued Common Stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current Shareholders.

RULE 144 SALES MAY NOT BE AVAILABLE FOR SALES IN THE FUTURE AND ANY SUCH SALES MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders, many of our other shareholders, are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. However, Rule 144 (i)(1)  provides that Rule 144 cannot be relied upon for any resale of our securities if the Company has ever been a shell company (which we have admitted in our filing), except in compliance with the subsection (i)(2) of  Rule 144, which states:

"Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports….; and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission."

In order to comply with Rule 144(i)(2), the company would be required to (i) have file “Form 10 information” as a non-shell (commonly called a “Super 8-K”) and  (ii) be current with its filings under the Exchange Act, and 12 months shall have elapsed since the filing of the “Form 10 information.”

The practical effect is that these restricted shares are essentially illiquid and are unable to be sold by such holders into any public market, unless and until the requirements set forth in Rule 144 (i)(2) as set forth above have been met.  Brokers will not even allow the deposit of the shares, nor will the transfer agent allow the removal of the restrictive legend.

IF THE REGISTRATION OF OUR COMMON STOCK IS REVOKED IN THE FUTURE, OUR BUSINESS OPPORTUNITIES WILL CEASE TO EXIST

In the event our securities registration was to be revoked, we would not have the ability to raise money through the issuance of shares, and would lose the ability to continue the business plan set out in this filing. Common stock issued and outstanding at that time would no longer be tradable.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS

The business of selecting and entering into a merger is fraught with all kinds of issues.  For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure.  There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our company to fail and the investors capital will be at risk.

Risks Related To Our Operations And Financial Condition

We are an early stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As an early stage company, we have a capital deficiency and limited operating resources.  As of December 31, 2018, we had no cash or any other assets. The Company needs to raise cash in order to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition and/or create substantial dilution.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $20,000 annually.  Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

Our Auditors have issued an opinion expressing uncertainty regarding our ability to continue as a going concern.  If we are not able to continue operations, investors could lose their entire investment in our company.

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern.  Our auditors expressed uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.  If we are unable to continue as a going concern and our Company fails, investors in our shares could lose their entire investment.

Risks Related To Our Business

We will need additional funding in the future to pursue our business strategy.  If additional future funding is not available to us our financial condition could be materially and adversely affected and our business may fail.

Over the next twelve months, the Company will need to raise money to operate as planned.   There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available our business may fail.

Our officers and directors have outside business activities, thus, there is a potential conflict of interest, including the amount of time they will be able to dedicate to the company.

Currently our officers and directors have business interests in addition to the business interests of the Company. Thus, a conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating their time and attention to our company and their other business interests. While our officers have verbally agreed to devote sufficient time and attention to the affairs of the Company, we have no written arrangement with our officers regarding this matter.

Risks Related To Our Stock

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital. Our current working capital is not expected to be sufficient to carry out all of our plans.  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

Our need for capital will create additional risks and create potential substantial  dilution to existing shareholders.

As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. As of the date of the Report, the Company is indebted to certain affiliates in the amount of $13,411. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company's operations. The sale of additional equity securities or conversion of such outstanding debt will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

 Our officers and directors may have a conflict of interest with the minority shareholders at some time in the future.  Since the majority of our shares of common stock are deemed to be owned by our president/chief executive officer and directors, our other stockholders may not be able to influence control of the company or decision making by management of the company.

Our Officers and Directors are deemed to beneficially own approximately 72% of our outstanding common stock. The interests of our Officers and Directors may not be, at all times, the same as that of our other shareholders. Our Officers and Directors are not simply passive investors but are also executives of the Company, their interests as executives may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our directors exercising, in a manner fair to all of our shareholders, their fiduciary duties as officers or as member of the Company’s Board of Directors. Also, our directors will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

The Company May Pay Consultants And Employees In Stock As Consideration For Their Services Which May Result In Stockholder Dilution.

Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants, officers and employees in stock, warrants or options to purchase shares of our common stock rather than cash.  The issuance of common stock in exchange for services may substantially increase the number of shares of common stock outstanding and cause significant dilution to existing shareholders.

Seeking Other Business Opportunities and Resultant Dilution.

The Company is seeking to acquire other business opportunities by merger, share exchange or other combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than fifty percent of the Company’s total issued and outstanding capital stock. Generally, the amount of stock issued in such a transaction results in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company may replace part or all of the existing officers and directors. The Company cannot predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

-	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

-	changes in estimates of our financial results or recommendations by securities analysts;

-	changes in market valuations of similar companies;

-	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

-	regulatory developments in Canada, United States or foreign countries;

-	litigation involving our company, our general industry or both;

-	investors’ general perception of us; and

-	changes in general economic, industry and market conditions.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.  As a result, the success of your investment in our common stock will depend on future appreciation in its value.  The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock which could be materially adverse to the value of our common stock.

As of December 31, 2018, we had 449,981,341 shares of our common stock issued and outstanding.  We are authorized to issue up to 700,000,000 shares of common stock. In addition, we are authorized to issue 50,000,000 shares of Preferred Stock with $0.001 par value (the "Preferred Stock") with such relative rights, preferences and designations as may be determined by our Board of Directors in its sole discretion upon the issuance of any shares of Preferred Stock.

Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Our common stock is considered to be a "Penny Stock," which will cause the trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

Our common stock is a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act.  A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.  As a result of these effects, the trading value of our common stock could be materially and adversely affected.

Broker-dealer requirements may affect the trading and liquidity of our stock which could materially and adversely affect the value of our common stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effectuating any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.  These requirements could discourage interest in trading in our common stock and could materially and adversely affect the public trading value of our common stock.

Our securities will be subject to sales restrictions imposed by state “Blue Sky Laws” that will limit the States where our stock may be traded and could reduce the public market value of our stock.

State securities regulations may affect the transferability of our shares.  We have not registered any of our shares for sale or resale under the securities or "blue sky" laws of any state.  We do not currently plan to register or qualify our shares for sale or resale in any state.  In many states, but not all states, shareholders can generally make unsolicited sales of securities through registered broker-dealers.  Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, do not permit shareholders to make unsolicited sales of securities through broker dealers.  Persons who desire to purchase our shares in any trading market that may develop in the future should be aware that these state regulations may limit sales and purchases of our shares.  The inability to trade or sell our common stock in certain states could materially and adversely affect the public market value of our stock.

If a trading market for our securities develops, it may be volatile which could make it difficult to sell shares of common stock or cause sales of common stock at a loss.

If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history.  Furthermore, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have recently experienced significant price and volume fluctuations that have adversely affected the market prices for many companies' securities.  These fluctuations may not be directly attributable to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell shares of our common stock at a loss.

Shares eligible for future sale may adversely affect the market price of our common stock.  The future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements.  In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale.  Generally, once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied.  Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.  Any substantial sales of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2:	PROPERTIES

At the present time, we do not own or lease any real estate.

ITEM 3:	LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5:	MMARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC  market under the symbol "PAPA." Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Pink for each fiscal quarter for the last two fiscal years ending December 31, 2018, and 2017, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2019	High	Low
First Quarter	0.0033	0.0015

Year 2018	High	Low
First Quarter	0.0055	0.0021
Second Quarter	0.0035	0.0023
Third Quarter	0.0055	0.0021
Fourth Quarter	0.0035	0.0028

Year 2017	High	Low
First Quarter	0.0025	0.0018
Second Quarter	0.0015	0.0019
Third Quarter	0.004	0.0015
Fourth Quarter	0.0048	0.0027

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of December 31, 2018, there are 449,981,341 shares of common stock issued and outstanding and 703 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Sales of Unregistered Securities

None

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

ITEM 6:	SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report.  Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

·	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
·	Our ability to raise capital when needed and on acceptable terms and conditions;
·	The intensity of competition;
·	General economic conditions; and
·	Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

The Company is a shell company as defined in Rule 12b-2 of the Exchange Act. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)        filing Exchange Act reports, and

(ii)       investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has nil in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our intended budget for the next twelve months is as follows absent any acquisition or merger considerations:

	1st Fiscal Quarter	2nd Fiscal Quarter	3rd Fiscal Quarter	4th Fiscal Quarter	Twelve Month Total

Accounting	$4,000	$4,000	$ 7,500	$4,000	$19,500
Legal	2,000	2,000	5,000	2,000	11,000
Other fees	1,000	1,000	1,000	1,000	4,000
General and administrative	1,500	1,500	1,500	1,500	6,000
Miscellaneous	500	500	500	500	2,000

Total Operating Expenses	$9,000	$9,000	$15,500	$9,000	$42,500

At this time, we have no cash on hand or committed resources of debt or equity to fund these losses and will reliant, potentially, on advances from our principal shareholder or our sole officer. There can be no guarantee that we will be able to obtain sufficient funding these sources.

Our sole officer has indicated their intention to provide such funds as may be required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock. Such intentions do not represent a binding commitment by our officer and there is no guarantee that he will be able to provide the funding necessary to achieve this objective.

If we are unable to obtain the necessary funding from our sole officer, we anticipate facing major challenges in raising the necessary funding to affect our business plan to merge with another entity. Raising debt or equity funding for small publicly quoted, penny stock, shell companies is always extremely challenging.

Results of Operations

Results Of Operations For The Year Ended December 31, 2018 Compared With The Year Ended  December 31, 2017

Net Loss

We have not generated any revenues for the fiscal years ended December 31, 2018 and 2017, respectively. We had a   net loss consisting solely of general and administrative expenses, for the year ended December 31, 2018 of $26,500 compared with $nil for the year ended December 31, 2017. The increase was primarily due to accounting, auditing and legal expenses incurred during the current year in connection with the Company’s Form 10 Registration statement filed with the Securities and Exchange Commission. The Company was effectively dormant for fiscal year 2017.

Liquidity and Capital Resources

Our total assets as at December 31, 2018 and December 31, 2018, respectively, are $0.

Our working capital deficit as of December 31, 2018 is $26,560 compared with a working capital deficit as of December 31, 2017 of $nil. The difference in working capital deficit is due to a loans from related parties for expenses in connection with the Company’s Form 10 Registration statement filed with the Securities and Exchange Commission.

Management believes that without obtaining additional financing we will not be able to maintain our operations. Although we have actively been pursuing new business opportunities, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $916,368 at December 31, 2018. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing.

Contractual Obligations and Other Commercial Commitments

We currently do not have any obligations or commitments.

Warrants

As of December 31, 2018, we had no outstanding warrants.

Common Stock

As of December 31, 2018, there were 449,981,341 shares issued and outstanding.

Significant Business Challenges

We need to identify a new business opportunity as well as the challenge of raising adequate capital in order to fully deploy a business plan.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $20,000 annually which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this Report.  Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our revenues.  We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder.  Some of our more significant challenges of being a publicly reporting company will include the following:

·

We will have to carefully prepare and file in the format mandated by the SEC all periodic filings required by the Securities Exchange Act of 1934 (Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and interim reports of material significant events on Form 8-K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Forms 3, 4 and 5;

·

In addition to auditing our annual financial statements and maintaining our books and records in accordance with the requirements of the Securities Act of 1934, we will have to prepare and submit our accounting controls and procedures for audit in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, once our market capitalization held by non-insiders exceeds $75,000,000;

·	We will have to assure that our Board committee charters, corporate governance principles, Board committee minutes are properly drafted and maintained;

·

We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

·

We will have assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

·	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

·

We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of Public Company Accounting Oversight Committee on governance procedures of Company and our audit committee;

·	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

·	Being a public company increases our director and officer liability-insurance costs;

·	We will have to engage and interface with a Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

·	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

We have assigned a high priority to corporate compliance and our public company reporting obligations, however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease operations.

Our actual results may differ from our projections if there are material changes in any of the factors or assumptions upon which we have based our projections.  Such factors and assumptions, include, without limitation, the development of our proprietary technology platform and our products, the timing of such development, market acceptance of our products, protection of our intellectual property, our success in implementing our strategic, operating and personnel initiatives and our ability to commercialize our products, any of which could impact sales, costs and expenses and/or planned strategies and timing.  As a result, it is possible that we may require significantly more capital resources to meet our capital needs.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 of our Financial Statements included elsewhere in this Form 10-K. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”). ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. We will defer any revenue for which the product or servicers has not been delivered or provided, or is subject to refund, until such time that we and the customer jointly determine that the product has been delivered or that no refund will be required.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Distinguishing Liabilities from Equity

We rely on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. We first determine whether a financial instrument should be classified as a liability. We will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that we must or may settle by issuing a variable number of its equity shares.

Once we determine that a financial instrument should not be classified as a liability, we determine whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). We will determine temporary equity classification if the redemption of the financial instrument is outside the control of our Company (i.e. at the option of the holder). Otherwise, we account for the financial instrument as permanent equity.

Initial Measurement

We record our financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement - Financial instruments classified as liabilities

We record the fair value of our financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of our financial instruments classified as liabilities are recorded as other expense/income.

Stock-based compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014- In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

None.

ITEM 7A:	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their report by De Leon & Company PA. for the year ended December 31, 2018, and the year ended December 31, 2017, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

WO GROUP, INC.

 FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WO Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WO Group, Inc. (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively) referred to as the (“financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that response to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ DE LEON & COMPANY, P.A.

We have served as the Company’s auditor since 2018.

Pembroke Pines, Florida

April 7, 2019

WO GROUP, INC. Balance Sheets
	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$135	$-
Due to related parties	26,425	-

Total Liabilities	26,560	-

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized, 449,981,341 and 449,981,341 shares issued and outstanding, respectively	44,998	44,998
Additional paid-in capital	844,810	844,810
Accumulated deficit	(916,368)	(889,808)

Total Stockholders’ Deficit	(26,560)	-

Total Liabilities and Stockholders' Deficit	$-	$-

 The accompanying notes are an integral part of these financial statements.

WO GROUP, INC. Statements of Operations
	For the Years Ended
	December 31,
	2018	2017

Operating Expenses:
General & administrative expenses	26,560	-
Total operating expenses	26,560	-

Loss from operations	(26,560)	-

Loss before income taxes	(26,560)	-

Provision for income taxes	-	-

Net loss	$(26,560)	$-

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	449,981,341	449,981,341

The accompanying notes are an integral part of these financial statements.

WO GROUP, INC. Statement of Stockholders’ Deficit Years ended December 31, 2018 and 2017
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	449,981,341	$44,998	$844,810	$(889,808)	$-

Net loss for the year ended December 31, 2017	-	-	-	-	-

Balance at December 31, 2017	449,981,341	44,998	844,810	(889,808)	-

Net loss for the year ended December 31, 2018	-	-	-	(26,560)	(26,560)

Balance at December 31, 2018	449,981,341	$44,998	$844,810	$(916,368)	$(26,560)

The accompanying notes are an integral part of these financial statements.

WO GROUP, INC. Statements of Cash Flows
	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:

Net loss	$(26,560)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	135	-
Net cash used in operating activities	(26,425)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Officer Advances	26,425	-
Net cash provided by financing activities	26,425

Net change in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WO GROUP, INC.

Notes to Financial Statements

December 31, 2018

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

WO Group Inc. (the “Company”), a Florida Corporation, was incorporated on January 17, 2008 as PAPA BELLO Enterprises, Inc. The Company does not have any meaningful business activities at this point. We have no employees and Mr. XiZhen Ye is the only officer and one of two board members. The Company is looking for a business acquisition or merger candidate.

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Stock-based compensation

The Company accounts for non-employee stock-based awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Under the new standard, the Company will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date.

When applicable the Company will account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

For the years ended December 31, 2018 and 2017, there were no dilutive shares.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recent Accounting Pronouncements

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

       NOTE 3 - GOING CONCERN

The Company has suffered recurring losses, has no current operations, and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

These financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustments which would be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for 2018 and 2017 due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$192,400	$187,000
Less valuation allowance	(192,400)	(187,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2018	2017
Book loss	$(5,600)	$-
Valuation allowance	5,600	-
	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $192,000 that may be offset against future taxable income from the year 2019 to 2037. No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 5 – RELATED PARTY TRANSACTION

During the year ended December 31, 2018, Xi Zhen Ye, the CEO, advanced the Company $26,425 to pay for general operating expenses. The advance is unsecured, non-interest bearing and due on demand.

NOTE 6 - SUBSEQUENT EVENTS

On February 15, 2019, the Company completed the acquisition and registration of all of common stock of Hangzhou Huihuan Management Co., Ltd (“Hangzhou Huihuan”), a limited liability company in the People’s Republic of China (the “PRC”). The Company acquired Hangzhou Huihuan from a third party seller for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Huihuan became the Company’s wholly owned subsidiary. Hangzhou Huihuan had immaterial assets or liabilities as of the date of the acquisition.

Other than as stated above, Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855-10, Subsequent Events, through the date these unaudited condensed financial statements were available to be issued and determined that no subsequent events occurred that would require adjustment to or disclosure in these financial statements.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2018. Our management has determined that, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the  quarter  ended December 31, 2018 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2018:

Name	Age	Position
Xi Zhen Ye	53	Chief Executive Officer and Chief Financial Officer; Director
Lizhou Lu	55	Director

The business background description of the officers is set forth below.

Xi Zhen Ye has been the Company’s Chief Executive Officer and Chief Financial Officer since November 29, 2016. Mr. Ye, a businessman in Hangzhou, China. He has operated and invested in several local companies with notable success, including news distribution network, films, mining, energy and Chinese traditional medicine. He has a BS degree in Journalism. Mr. Ye also is the Chief Executive Officer, Chief Financial Officer and director of Longwen Group Corp., a reporting company under the federal securities laws. Mr. Ye’s business background led to the decision to appoint him to the Company’s Board of Directors.

Lizhou Lu has been a director of the Company since September May 2, 2018. Mr. Lu currently is the Chief Executive Officer of Chongzhou Zhoucai Auto Parts Co. Ltd., located in Chongzhou City, China. He has occupied that position since July 2013. Mr. Lu has a Master’s Degree in Nanjin Naval Command College in 2002. Mr. Lu also is a director of Longwen Group Corp., a reporting company under the federal securities laws.  Mr. Lu’s business background led to the decision to appoint him to the Company’s Board of Directors.

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

At the present time, we have no key employees.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director (or person nominated to become director), executive officer, founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  The Company’s current officers and directors are not in compliance with Section 16(a) of the Exchange Act, and intend to remedy the matter in the next three months.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended December 31, 2018, the Board held no in-person meetings

We do not have Audit or Compensation Committees of our board of directors.  Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

The Company does not have any Committees of the Board.

Conflicts Of Interest - General.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses.  Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

As the sole executive officer of the Company, Mr. Ye has the responsibility of maintaining the Company’s reporting status, identifying potential merger candidates and negotiating the consummation of such a merger. Mr. Ye is anticipated to devote approximately 50% of his business time to these activities.

As a non-executive director of the Company, Mr. Lu is not anticipated to devote more than 20% of his business time to the Board activities of the Company.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who serves as an officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
Xi Zhen Ye(1) Chief Executive Officer and	2018/2017/2016	0	0	0

Chief Financial Officer

James Price(2) Chief Executive Officer and	2016/2017	0	0	0

Chief Financial Officer

(1). Messers. Ye was appointed in such officer capacities on August 7, 2017.

(2). Mr. Price was an officer in such capacities from September 7, 2016 until August 7, 2017.

Until formal agreements are entered into by the respective parties, Mr. Ye serves as the sole officer of the Company at no cost to the Company.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2018 and December 31, 2017, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2018 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below is based upon 449,981,341 shares of common stock issued and outstanding as of December 31, 2018. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned
Greater than 5% Shareholders W O Inc. (1)(2)	324,585,000	72.13%
Jim Wheeler	54,000,000	12%
229 North Sherman Ave
Corona, California 92882

Officers and Directors
Xi Zhen Ye (1)	324,585,000	72.13%
Lizhou Lu	0	0%
All directors and executive officers as a group (2 persons)	324,585,000	72.13%

(1) Messrs. Ye is the sole officer of the reporting person and owns, through a company which he controls,  76.10% of its capital stock and is deemed the beneficial owner of such shares.

(2) The address of the reporting person is  7702 E Doubletree Ranch Rd, Unit 300, Scottsdale, AZ 85258.

Stock Option Plan Information

To date, the Company has not adopted a Stock Option Plan.  The Company may adopt an option plan in the future.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as otherwise disclosed herein, since the beginning of the last fiscal year the Company has not entered into any other transactions, nor are there any currently proposed transactions, in which the Company was, or is, to be a participant and in which any related person had or will have a direct or indirect material interest.

During the past five years, none of the following occurred with respect to any founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of De Leon & Company PA for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2018, totaled $7,000.  The aggregate fees De Leon & Company PA for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2017, totaled $5,000.

Audit-Related Fees

The aggregate fees billed by De Leon & Company PA for audit related services for the years ended December 31, 2018 which are not disclosed in “Audit Fees” above, were $0 and for December 31, 2017 by De Leon & Company PA, which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by De Leon & Company PA for tax compliance for the year ended December 31, 2018, were $0. The aggregate fees billed by De Leon & Company PA, P.A for tax compliance for the year ended December 31, 2017, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2018 and December 31, 2017, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Prager Metis CPAs LLC during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the years ended December 31, 2018 and 2017.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WO GROUP, INC.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:     April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

By:	/s/ Lizhon Lu
Name:	Lizhon Lu
Title:	Director

Dated: April 15, 2019