Form 10-Q
period 2019-03-31
W O Group, Inc.
filed 2019-05-20
CIK 1757067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-55996

W O GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	27-30434572
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

7702 E. Doubletree Ranch Road, Suite 300

Scottsdale, Arizona 85258

(Address of principal executive offices)

(480) 607-4393

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [  ]

Accelerated Filer

[  ]

Smaller Reporting Company

[X]

Non-Accelerated Filer [  ] (Do not check if a smaller reporting company) Emerging Growth Company

[  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   449,981,341 common shares issued and outstanding as of May 16, 2019.

WO GROUP INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (Unaudited)	4

	Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited)	5

	Consolidated Statements of Operations for the three months period ended March 31, 2019 and 2018 (unaudited)	6

	Consolidated Statements of Stockholders’ Deficit (unaudited) as of March 31, 2019 and December 31, 2018 and as of March 31, 2018 and December 31, 2017.	7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	8

	Consolidated Notes to the Condensed Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mining Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WO GROUP, INC. AND SUBSIDIARY Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$259	$-
Total current assets	259	-

Property and equipment, net	2,263	-

Total Assets	$2,522	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$2,293	$135
Due to related parties	45,355	26,425

Total Liabilities	47,648	26,560

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized, 449,981,341 and 449,981,341 shares issued and outstanding, respectively	44,998	44,998
Additional paid-in capital	859,451	844,810
Other comprehensive income	516	-
Accumulated deficit	(950,091)	(916,368)

Total Stockholders’ Deficit	(45,126)	(26,560)

Total Liabilities and Stockholders' Deficit	$2,522	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WO GROUP, INC. AND SUBSIDIARY Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended
	March 31,
	2019	2018

Operating Expenses:
General & administrative expenses	$21,311	$1,000
Total operating expenses	21,311	1,000

Loss from operations	(21,311)	(1,000)

Loss before income taxes	(21,311)	(1,000)

Provision for income taxes	-	-

Net loss	$(21,311)	$(1,000)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	449,981,341	449,981,341

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WO GROUP, INC. AND SUBSIDIARY Consolidated Statements of Stockholders’ Deficit Three Months Ended March 31, 2018 and 2019 (unaudited)
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	449,981,341	$44,998	$844,810	$(889,808)	$-

Net loss for the three months ended March 31, 2018	-	-	-	(1,000)	(1,000)

Balance at March 31, 2018	449,981,341	$44,998	$844,810	$(890,808)	$(1,000)

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	449,981,341	$44,998	$844,810	$-	$(916,368)	$(26,560)

Acquisition of subsidiary	-	-	14,641	516	(12,412)	2,745

Net loss for the three months ended March 31, 2019	-	-	-	-	(21,311)	(21,311)

Balance at March 31, 2019	449,981,341	$44,998	$859,451	$516	$(950,091)	$(45,126)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WO GROUP, INC. AND SUBSIDIARY Consolidated Statements of Cash Flows (unaudited)
	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:

Net loss	$(21,311)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	2,158	1,000
Net cash used in operating activities	(19,153)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Officer Advances	18,930	-
Net cash provided by financing activities	18,930	-

Net change in cash	-	-

Effects of currency translation	482	-
Cash, beginning of year	-	-

Cash, end of year	$259	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WO GROUP, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2019 and 2018

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

On February 15, 2019, the Company completed the acquisition and registration of all of common stock of Hangzhou Huihuan Management Co., Ltd (“Hangzhou Huihuan”), a limited liability company in the People’s Republic of China (the “PRC”). The Company acquired Hangzhou Huihuan from a third-party seller for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Huihuan became the Company’s wholly owned subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hangzhou Huihuan. All significant intercompany transactions and balances have been eliminated.

Recent Accounting Pronouncements

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

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustments which would be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTION

For the three months ended March 31, 2019 and for the year ended December 31, 2018, Xi Zhen Ye, the CEO, advanced the Company $18,930 and $26,425, respectively, to pay for general operating expenses. The advance is unsecured, non-interest bearing and due on demand.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855-10, Subsequent Events, through the date these unaudited condensed financial statements were  issued and determined that no subsequent events occurred that would require adjustment to or disclosure in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

On April 9, 1999, we were incorporated, under the laws of Florida as Big Bagel, Inc. We had a series of name changes and on July 11, 2017, we changed our name to WO Group, Inc.

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

The Company is a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2018.

During the three months ended March 31, 2019 and March 31, 2018, respectively, we did not have any revenue from operations. During the three months ended March 31, 2019, we incurred operating expenses consisting of general and administrative fees in the amount of $21,311 compared to $1,000 in general and administrative fees, respectively, during the three months ended March 31, 2018. The net difference was an increase in professional and related fees which is result of fees associated with the Company becoming a public entity under federal securities laws.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, our working capital deficit was $47,096 compared with a working capital deficit of $26,560 as at December 31, 2018. The increase for the current period is mainly due to an increase in loans from related parties.  As of March 31, 2019, the amount due to related parties was $45,355 compared with $26,560 as of December 31, 2018.

CASH FLOWS

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:

Net loss	$(21,311)	$(1,000)

Changes in assets and liabilities:
Accounts payable	2,158	1,000
Net cash used in operating activities	(19,153)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Officer Advances	18,930	-
Net cash provided by financing activities	18,930	-

Net change in cash	-	-

Effects of currency translation	482	-
Cash, beginning of year	-	-

Cash, end of year	$259	$-

Operating Activities

During the three months ended March 31, 2019, the Company incurred a net loss of $21,311 which, after adjusting for a decrease in accounts payable of $2,158, resulted in net cash of $19,153 being used in operating activities during the period. By comparison, during the three months ended March 31, 2018, the Company incurred a net loss of $1,000 and had no other adjustments.

Investing Activities

The Company neither generated nor used funds in investing activities during the three months ended March 31, 2019 and 2018.

Financing Activities

During the three months ended March 31, 2019, the Company received $18,930 by way of advances from a its sole officer. By comparison, during the three months ended March 31, 2018, the Company received no advances from its sole officer.

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the related parties will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has no assets, no business or recurring income which raises substantial doubt about its ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s ability to merger with or acquire profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WO GROUP, INC.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 17, 2019