Form 10-Q
period 2019-06-30
W O Group, Inc.
filed 2019-08-19
CIK 1757067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(480) 607-4393

 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

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

Large Accelerated Filer  [  ]Accelerated Filer[  ]

Smaller Reporting Company[X]

Non-Accelerated Filer [  ] Emerging Growth Company[  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   449,981,341 common shares issued and outstanding as of August 10, 2019.

WO GROUP INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WO GROUP, INC. AND SUBSIDIARY Condensed Balance Sheets (unaudited)
	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$418	$-
Total current assets	418	-

Property and equipment, net	1,771	-

Total Assets	$2,189	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$5,793	$135
Due to related parties	63,012	26,425

Total Liabilities	68,805	26,560

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized, 449,981,341 and 449,981,341 shares issued and outstanding, respectively	44,998	44,998
Additional paid-in capital	859,451	844,810
Other comprehensive income	782	-
Accumulated deficit	(971,847)	(916,368)

Total Stockholders’ Deficit	(66,616)	(26,560)

Total Liabilities and Stockholders' Deficit	$2, 189	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WO GROUP, INC. AND SUBSIDIARY Condensed Statements of Operations (unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue:	$-	$-	$-	$-

Operating Expenses:
General and administrative	21,756	5,000	43,067	6,000
Total operating expenses	21,756	5,000	43,067	6,000

Loss from operations	(21,756)	(5,000)	(43,067)	(6,000)

Loss before income taxes	(21,756)	(5,000)	(43,067)	(6,000)

Provision for income taxes	-	-	-	-

Net loss	$(21,756)	$(5,000)	$(43,067)	$(6,000)

Other comprehensive income:
Foreign currency translation adjustment	266	-	782	-
Comprehensive loss	$(21,490)	$(5,000)	$(42,285)	$(6,000)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	449,981,341	449,981,341	449,981,341	449,981,341

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WO GROUP, INC. AND SUBSIDIARY Statements of Stockholders’ Deficit Three and Six Months Ended June 30, 2018 and 2019 (unaudited)
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	449,981,341	$44,998	$844,810	$(889,808)	$-
Net loss	-	-	-	(1,000)	(1,000)
Balance at March 31, 2018	449,981,341	44,998	844,810	(890,808)	(1,000)
Net loss	-	-	-	(5,000)	(5,000)
Balance at June 30, 2018	449,981,341	$44,998	$844,810	$(895,808)	$(6,000)

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	449,981,341	$44,998	$844,810	$-	$(916,368)	$(26,560)
Acquisition of subsidiary	-	-	14,641	-	(12,412)	2,229
Net loss	-	-	-	516	(21,311)	(20,795)
Balance at March 31, 2019	449,981,341	44,998	859,451	516	(950,091)	(45,126)
Net loss				266	(21,756)	(21,490)
Balance at June 30, 2019	449,981,341	$44,998	$859,451	$782	$(971,847)	$(66,616)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WO GROUP, INC. AND SUBSIDIARY Statements of Cash Flows (unaudited)
	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(43,067)	$(6,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	669	-
Changes in assets and liabilities:
Accounts payable	5,658	6,000
Net cash used in operating activities	(36,740)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Officer Advances	36,587	-
Net cash provided by financing activities	36,587	-

Net change in cash	(153)	-

Effects of currency translation	571	-
Cash, beginning of period	-	-

Cash, end of period	$418	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WO GROUP, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2019 and 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

THREE  AND SIX MONTHS  ENDED JUNE 30, 2019 AND 2018

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities and commitments in the normal course of business and do not reflect any adjustments which would be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTION

For the six months ended June 30, 2019 and for the year ended December 31, 2018, Xi Zhen Ye, the CEO, advanced the Company $36,587 and $26,425, respectively, to pay for general operating expenses. The advance is unsecured, non-interest bearing and due on demand. As of June 30, 2019, the balance due to Mr. Ye is $63,012.

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

On August 7, 2017, (i) W O Inc., a Cayman Island company, acquired 324,585,000 shares of common stock (or 72.13% of the total issued and outstanding capital stock of the Company) from the former controlling stockholders of the Company, (ii) we appointed Mr. Xi Zhen Ye as Director, President and Chief Executive Officer and Chief Financial Officer, and Mr. Keith Wong was appointed as Chief Operating Officer of the Company, and (iii) Mr. James Price resigned in all capacities as an officer and director of the Company. On May 1, 2018, Mr. Wong resigned in all capacities with respect to the Company. Mr. Ye, our sole officer, also is the sole officer of W O Inc., a Cayman Island company, and he owns 72.13% of the capital stock of the shareholder.

The Company is a shell company seeking to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2018.

During the three months ended June 30, 2019 and June 30, 2018, respectively, we did not have any revenue from operations. During the three months ended June 30, 2019, we incurred operating expenses consisting of general and administrative fees in the amount of $21,756 compared to $5,000 in general and administrative fees, respectively, during the three months ended June 30, 2018. The net difference was an increase in professional and related fees which is result of fees associated with the Company becoming a public entity under federal securities laws.

SIX MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2018.

During the six months ended June 30, 2019 and June 30, 2018, respectively, we did not have any revenue from operations. During the six months ended June 30, 2019, we incurred operating expenses consisting of general and administrative fees in the amount of $43,067 compared to $6,000 in general and administrative fees, respectively, during the six months ended June 30, 2018. The net difference was an increase in professional and related fees which is result of fees associated with the Company becoming a public entity under federal securities laws.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, our working capital deficit was $68,387 compared with a working capital deficit of $26,560 as at December 31, 2018. The increase for the current period is mainly due to an increase in loans from related parties. As of June 30, 2019, the amount due to related parties was $63,102 compared with $26,560 as of December 31, 2018.

CASH FLOWS

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(43,067)	$(6,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	669	-

Changes in assets and liabilities:
Accounts payable	5,658	6,000
Net cash used in operating activities	(36,740)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Officer Advances	36,587	-
Net cash provided by financing activities	36,587	-

Net change in cash	(153)	-

Effects of currency translation	571	-
Cash, beginning of year	-	-

Cash, end of year	$418	$-

Operating Activities

During the six months ended June 30, 2019, the Company incurred a net loss of $43,067 which, after adjusting for depreciation ($669) and a decrease in accounts payable ($5,658) of $6,327, resulted in net cash of $36,740 being used in operating activities during the period. By comparison, during the six months ended June 30, 2018, the Company incurred a net loss of $6,000 and had no other adjustments.

Investing Activities

The Company neither generated nor used funds in investing activities during the six months ended June 30, 2019 and 2018.

Financing Activities

During the six months ended June 30, 2019, the Company received $36,587 by way of advances from its sole officer. By comparison, during the six months ended June 30, 2018, the Company received no advances from its sole officer.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the six month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.2Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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

August 16, 2019